Form 10-K
period 2014-03-31
Fern Holdings Corp.
filed 2014-06-30
CIK 1567517

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of September 30, 2013, there were no non-affiliate holders of common stock of the Company.

As of June 30, 2014, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

Item 1A. Risk Factors.

As a “smaller reporting company”, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company”, the Company is not required to provide this information.

Item 2. Properties.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company”, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had $1,520 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of March 31, 2014, the Company had assets equal to $1,520 comprised exclusively of cash, as compared to $4,052 as of March 31, 2013. As of March 31, 2014, the Company had total current liabilities equal to $57,800, comprised of a loan payable, a note payable, and accounts payable and accrued expenses, as compared to 26,170, comprised of accounts payable and accrued expenses. The increase in total current liabilities is primarily attributable to the issuance of a loan payable and note payable. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing:

	Year Ended March 31, 2014	For the Period from August 29, 2012 (Inception) to March 31, 2013	For the Cumulative Period From August 29, 2012 (Inception) to March 31, 2014
Net Cash Used in Operating Activities	$(57,446)	$(5,948)	$(63,394)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$54,914	$10,000	$64,914
Net Increase in Cash and Cash Equivalents	$(2,532)	$4,052	$1,520

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2012 (Inception) to March 31, 2014.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the year ended March 31, 2014, the Company had a net loss of $34,162, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports.

For the period from August 29, 2012 (Inception) to March 31, 2013, the Company had a net loss of $32,118, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports.

For the cumulative period from August 29, 2012 (Inception) to March 31, 2014, the Company had a net loss of $66,280, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company”, the Company is not required to provide this information.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

FERN HOLDINGS CORP.
(A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheet as of March 31, 2014 and 2013	F-3

Statement of Operations for the year ended March 31, 2014 and for the Periods from August 29, 2012 (Inception) to March 31, 2014 and 2013	F-4

Statement of Stockholder’s Deficiency for the Period from August 29, 2012 (Inception) to March 31, 2014	F-5

Statement of Cash Flows for the year ended March 31, 2014 and for the Periods from August 29, 2012 (Inception) to March 31, 2014 and 2013	F-6

Notes to Financial Statements	F-7 – F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Fern Holdings Corp.
Great Neck, NY

We have audited the accompanying balance sheets of Fern Holdings Corp. (a development stage company) (the “Company”) as of March 31, 2014 and 2013 and the related statements of operations, stockholder’s deficiency, and cash flows for the year ended March 31, 2014 and the period from August 29, 2012 (inception) through March 31, 2013, and the cumulative period from August 29, 2012 (inception) through March 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fern Holdings Corp. as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended March 31, 2014, the period from August 29, 2012 (inception) through March 31, 2013, and the cumulative period from August 29, 2012 (inception) through March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage and has incurred net losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP
New York, New York
June 30, 2014

FERN HOLDINGS CORP.
(A Development Stage Company)
BALANCE SHEET

	March 31, 2014	March 31, 2013

ASSETS
CURRENT ASSETS:
Cash	$1,520	$4,052

Total Current Assets	1,520	4,052

TOTAL ASSETS	$1,520	$4,052

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,886	$26,170
Loan payable – related party	3,400	-
Note payable – related party	51,514	-

Total Current Liabilities	57,800	26,170

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	9,500	9,500
Deficit accumulated during the development stage	(66,280)	(32,118)

Total Stockholder's Deficiency	(56,280)	(22,118)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$1,520	$4,052

See accompanying notes to the financial statements.

FERN HOLDINGS CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	For The Year Ended March 31, 2014	From August 29, 2012 (Inception) to March 31, 2013	Cumulative Period From August 29, 2012 (Inception) to March 31, 2014

REVENUES	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	32,687	32,118	64,805

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(32,687)	(32,118)	(64,805)

INTEREST EXPENSE	1,475	-	1,475

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(34,162)	(32,118)	(66,280)

BENEFIT FROM INCOME TAXES	-	-	-

NET (LOSS)	$(34,162)	$(32,118)	$(66,280)

BASIC AND DILUTED LOSS PER SHARE	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	5,000,000	3,907,000

See accompanying notes to the financial statements.

FERN HOLDINGS CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S DEFICIENCY
FOR THE PERIOD AUGUST 29, 2012 (INCEPTION) TO MARCH 31, 2014

						Deficit Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency

Balance at August 29, 2012 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock issuance	-	-	5,000,000	500	9,500	-	10,000

Net (loss)	-	-	-	-	-	(32,118)	(32,118)

Balance at March 31, 2013	-	-	5,000,000	500	9,500	(32,118)	(22,118)

Net (loss)	-	-	-	-	-	(34,162)	(34,162)

Balance at March 31, 2014	-	$-	5,000,000	$500	$9,500	$(66,280)	$(56,280)

See accompanying notes to the financial statements.

FERN HOLDINGS CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	For The Year Ended March 31, 2014	For The Period From August 29, 2012 (Inception) to March 31, 2013	Cumulative Period From August 29, 2012 (Inception) to March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)	$(34,162)	$(32,118)	$(66,280)

ADJUSTMENT TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
(Decrease) increase in accounts payable and accrued expenses	(23,284)	26,170	2,886

NET CASH USED IN OPERATING ACTIVITIES	(57,446)	(5,948)	(63,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loan payable – related party	3400	-	3400
Increase in note payable – related party	51,514	-	51,514
Proceeds from issuance of common stock	-	10,000	10,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	54,914	10,000	64,914

NET INCREASE (DECREASE) IN CASH	(2,532)	4,052	1,520

CASH, BEGINNING OF PERIOD	4,052	-	-

CASH, END OF PERIOD	$1,520	$4,052	$1,520

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

Note 2 -     Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There are no cash equivalents at the balance sheet dates.

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

For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2014, the Company has no accrued interest or penalties related to uncertain tax positions.

Loss Per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments for the periods presented.

FERN HOLDINGS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

The Company has incurred losses from inception of approximately $66,000, and has negative working capital of approximately $56,000 at March 31, 2014, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, and receive loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -     Income Taxes

As of March 31, 2014, the Company has net operating loss carryforwards of approximately $66,000 to reduce future federal and state taxable income through 2034.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The benefit from income taxes consists of the following:

	For The Year Ended March 31, 2014	August 29, 2012 (Inception) to March 31, 2013	Cumulative From August 29, 2012 (Inception) to March 31, 2014
Current Expense:
Federal and State	$-	$-	$-
Deferred tax benefit:
Federal and State	12,000	11,000	23,000
Valuation allowance	(12,000)	(11,000)	(23,000)
Total	$-	$-	$-

FERN HOLDINGS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 4 -     Income Taxes (cont.)

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Nine Months Ended March 31, 2014	August 29, 2012 (Inception) to March 31, 2013	Cumulative From August 29, 2012 (Inception) to March 31, 2014
Statutory federal income tax rate	(34)%	(34)%	(34)%
Valuation allowance	34%	34%	34%
Effective income tax rate	0%	0%	0%

Note 5 -      Common Stock

On August 29, 2012, the Company authorized one hundred million (100,000,000) shares of $.0001 par value common stock. On October 15, 2012, the Company received a subscription for five million (5,000,000) shares of common stock. On October 23, 2012 the Company received payment of $10,000 for the subscription.

Note 6 -     Preferred Stock

The Company is authorized to issue (10,000,000) shares of $.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.

Note 7 -     Related Party Transactions

The Company utilizes the office space and equipment of its management at no cost.

During the year ended March 31, 2014, professional fees of $3,400 were paid on behalf of the Company by Sunrise Financial Group Inc. (“SFG”). The President of SFG has control of NLBDIT 2010 Services, LLC. As of March 31, 2014, the outstanding balance of $3,400 is reported as loan payable - related party. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

On October 15, 2012, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the President of SFG. The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. At March 31, 2014, the outstanding balance of $51,514 is reported as note payable - related party. At March 31, 2014, $1,475 of accrued interest related to this loan is included in accounts payable and accrued expenses. Subsequent to March 31, 2014 the Company borrowed an additional $7,000.

During the years ended March 31, 2014 and 2013, the Company incurred costs of $10,000, for each year, for accounting services provided by an entity owned by the President of the Company. Unpaid fees related to these services of $0 and $5,000 were included in accounts payable and accrued expenses as of March 31, 2014 and 2013, respectively.

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

As of March 31, 2014, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2014.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Corporate Governance.

(a)  Identification of Directors and Executive Officers.

The following table sets forth certain information regarding the Company’s sole director and executive officer:

Name	Age	Position

Samir N. Masri	69	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director

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

(c)  Family Relationships.

None.

(d)   Involvement in Certain Legal Proceedings.

To the best of our knowledge, our sole officer and director has not, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2014 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

On June 15, 2013, the Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designated to deter wrongdoing and promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the SEC and others. A form of the Code of Ethics was filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2013 filed with the SEC on July 16, 2013, and is incorporated herein by reference.

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

Name and Position	Year	Salary	Bonus	Stock Awards	Option Awards	All other Compensation	Total
Samir N. Masri (1) Chief Executive Officer, President, Chief Financial Officer, Secretary and Director	2014 2013	None None	None None	None None	None None	None None	None None

(1)	Samir N. Masri was appointed to serve as Chief Executive Officer, Chief Financial Officer, President, Secretary and a director of the Company on October 15, 2012.

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
(4)
Does not include the 5,000,000 shares owned of record by NLBDIT Services. Samir Masri is the Managing Member of NLBDIT Services but does not have any voting or dispositive power over the shares of Common stock owned of record by NLBDIT Services.

(b)	The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Since April 1, 2013, there have been no related party transactions in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, except as disclosed below.

On October 15, 2012, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the President of SFG. The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. At March 31, 2014, the outstanding balance of $51,514 is reported as note payable - related party. At March 31, 2014, $1,475 of accrued interest related to this loan is reported as accounts payable and accrued expenses. Subsequent to March 31, 2014 the Company borrowed an additional $7,000 on the same terms as the Note.

The Company engaged Samir Masri CPA Firm P.C. to provide accounting services to the Company. Samir Masri, the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and director, is the founder and President of Samir Masri CPA Firm P.C. The Company has agreed to pay Samir Masri CPA Firm P.C. for services rendered in connection with the preparation of the financial statements for the Company’s periodic reports in an aggregate amount equal to $10,000 for the year. There are no written agreements in connection with this arrangement.

The Company currently uses the office space and equipment of its management at no cost.

During the year ended March 31, 2014, professional fees of $3,400 were paid on behalf of the Company by Sunrise Financial Group Inc. (“SFG”). The President of SFG has control of NLBDIT 2010 Services, LLC. As of March 31, 2014, the outstanding balance of $3,400 is reported as loan payable - related party. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

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

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co. LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $10,000and $7,500 for the fiscal years ended March 31, 2014 and March 31, 2013, respectively.

Audit-Related Fees

There were no fees billed by Raich Ende Malter & Co. LLP for assurance and related services that are reasonably related to the performance of the audits or reviews of the Company’s financial statements for the fiscal years ended March 31, 2014 and March 31, 2013.

Tax Fees

There were no fees billed by Raich Ende Malter & Co. LLP for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2014 and March 31, 2013.

All Other Fees

There were no fees billed by Raich Ende Malter & Co. LLP for other products and services for the fiscal years ended March 31, 2014 and March 31, 2013.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 12 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Certificate of Incorporation(1)

3.2	By-laws(1)

4.1	Promissory Note issued by the Company to NLBDIT 2010 Enterprises LLC, dated October 15, 2012(2)

10.1	Common Stock Purchase Agreement by and between the Company and NLBDIT 2010 Services, LLC, dated October 15, 2012(2)

14.1	Code of Ethics(3)

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2013

31.2	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT
In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on February 8, 2013, and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company's amended registration statement on Form 10/A, as filed with the SEC on March 22, 2013, and incorporated herein by this reference.

(3)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 2013, as filed with the SEC on July 16, 2013, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FERN HOLDINGS CORP.

Dated: June 30, 2014	By:	/s/ Samir N. Masri
Samir N. Masri
President, Secretary and Director Principal Executive Officer Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Samir N. Masri	Chief Executive Officer, Chief Financial Officer,	June 30, 2014
Samir N. Masri	President, Secretary and Director
(Principal Executive Officer and Principal Financial Officer)