Form 10-Q
period 2014-12-31
Fern Holdings Corp.
filed 2015-02-17
CIK 1567517

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of February 17, 2015.

FERN HOLDINGS CORP.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

 FERN HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	(Unaudited)
	December 31, 2014	March 31, 2014

ASSETS

CURRENT ASSETS:
Cash	$2,392	$1,520

Total Current Assets	2,392	1,520

TOTAL ASSETS	$2,392	$1,520

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,740	$2,886
Loan payable - related party	3,400	3,400
Note payable - related party	78,164	51,514

Total Current Liabilities	89,304	57,800

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	9,500	9,500
Accumulated deficit	(96,912)	(66,280)

Total Stockholder's Deficiency	(86,912)	(56,280)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$2,392	$1,520

See accompany notes to the condensed financial statements.

FERN HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended	For The Three Months Ended	For The Nine Months Ended	For The Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

REVENUES	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	8,249	7,049	27,867	25,226

(LOSS) BEFORE OTHER EXPENSES	(8,249)	(7,049)	(27,867)	(25,226)

INTEREST EXPENSE	1,111	454	2,765	719

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(9,360)	(7,503)	(30,632)	(25,945)

BENEFIT FROM INCOME TAXES	-	-	-	-

NET (LOSS)	$(9,360)	$(7,503)	$(30,632)	$(25,945)

BASIC AND DILUTED LOSS PER SHARE	-	-	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,000,000	5,000,000	5,000,000	5,000,000

See accompany notes to the condensed financial statements.

FERN HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended	For The Nine Months Ended
	December 31, 2014	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)	$(30,632)	$(25,945)

ADJUSTMENT TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
Increase (decrease) in accounts payable and accrued expenses	4,854	(23,522)

NET CASH USED IN OPERATING ACTIVITIES	(25,778)	(49,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	-	3,400
Proceeds from note payable - related party	26,650	44,064

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,650	47,464

NET INCREASE (DECREASE) IN CASH	872	(2,003)

CASH, BEGINNING OF PERIOD	1,520	4,052

CASH, END OF PERIOD	$2,392	$2,049

See accompany notes to the condensed financial statements.

FERN HOLDINGS CORP.

NOTES CONDENSED TO FINANCIAL STATEMENTS

Note 1 -         Organization and Business

Business Activity

Fern Holdings Corp. ("the Company") was incorporated in the State of Delaware on August 29, 2012 with the objective to acquire, or merge with, an operating business.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being an SEC reporting company. The Company’s principal business objective over the next twelve months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate short-term earnings. The Company will not restrict its potential target companies to any specific business, industry or geographical location. The analysis of business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2014, the Company has no accrued interest or penalties related to uncertain tax positions.

FERN HOLDINGS CORP.

NOTES CONDENSED TO FINANCIAL STATEMENTS

Note 2 -         Summary of Significant Accounting Policies (cont.)

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

The Company has incurred losses from inception of approximately $97,000 and has negative working capital of approximately $87,000 at December 31, 2014, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, and receive loans from related parties. The accompanying condensed financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -         Income Taxes

As of December 31, 2014, the Company has net operating loss carryforwards of approximately $97,000 to reduce future federal and state taxable income through 2034.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

FERN HOLDINGS CORP.

NOTES CONDENSED TO FINANCIAL STATEMENTS

Note 4 -        Income Taxes (cont.)

The benefit from income taxes consists of the following:

	For The Nine Months Ended December 31, 2014	For The Nine Months Ended December 31, 2013
Current Expense:
Federal and State	$-	$-
Deferred tax benefit:
Federal and State	10,000	9,000
Valuation allowance	(10,000)	(9,000)
Total	$-	$-

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Nine Months Ended December 31, 2014	For The Nine Months Ended December 31, 2013
Statutory federal income tax rate	(34)%	(34)%
Valuation allowance	34%	34%
Effective income tax rate	0%	0%

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

NLBDIT 2010 Services, LLC, a company controlled by the former President, is the Company’s sole stockholder.

Loan payable – related party consists of amounts advanced to the Company by Sunrise Financial Group Inc. (“SFG”). The President of SFG was the Company’s former President. As of December 31, 2014, the balance $3,400 is unsecured, non-interest bearing and has no stipulated repayment terms.

On October 15, 2012, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the former President of the Company. The Note allows for advances to be made to the Company through the maturity date. The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. At December 31, 2014, the outstanding balance of $78,164 is reported as note payable - related party. At December 31, 2014, $4,240 of accrued interest related to this loan is reported as accounts payable and accrued expenses.

On July 18, 2014, the Company  entered into a binding letter of intent, dated July 17, 2014 (the “LOI”), with iQuitine Limited, a company organized in the United Kingdom (“iQuitine”), pursuant to which the Company agreed, subject to the terms of a definitive agreement (the “Definitive Agreement”) to be negotiated between the parties, to acquire no less than 100% of the issued and outstanding equity interests of iQuitine in exchange for approximately 4,250,000 shares of the common stock of the Company issuable to the equity holders of iQuitine. In addition, subject to the terms and conditions of the Definitive Agreement, the existing sole shareholder of the Company agreed to cancel an aggregate of 4,250,000 shares of the common stock, as an inducement for iQuitine to consummate the transactions contemplated by the LOI. The Definitive Agreement shall be subject to the approval and consent of holders of no less than 100% of the issued and outstanding equity interests of iQuitine.

For the nine months ended December 31, 2014 and 2013, the Company incurred costs of $7,500, for the periods then ended, for accounting services provided by an entity owned by the President of the Company.

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

Description of Business

The Company was incorporated in the State of Delaware on August 29, 2012 and maintains its principal executive office at c/o Samir Masri CPA Firm P.C., 175 Great Neck Road, Suite 403, Great Neck, NY 11021. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on February 8, 2013, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being an SEC reporting company. On July 18, 2014, the Company  entered into a binding letter of intent, dated July 17, 2014 (the “LOI”), with iQuitine Limited, a company organized in the United Kingdom (“iQuitine”), pursuant to which the Company agreed, subject to the terms of a definitive agreement (the “Definitive Agreement”) to be negotiated between the parties, to acquire no less than 100% of the issued and outstanding equity interests of iQuitine, in exchange for approximately 4,250,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) of the Company issuable to the equity holders of iQuitine (the “Share Exchange”). In addition, subject to the terms and conditions of the Definitive Agreement, the existing sole shareholder of the Company agreed to cancel an aggregate of 4,250,000 shares of Common Stock, as an inducement for iQuitine to consummate the transactions contemplated by the LOI. The Definitive Agreement shall be subject to the approval and consent of holders of no less than 100% of the issued and outstanding equity interests of iQuitine. The Company’s principal business objective for the next 12 months will be to complete the transactions contemplated by the Share Exchange.  In the event the Company does not consummate the transactions contemplated by the Share Exchange, then the Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and

(ii)        investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had $2,392 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

As described above, our management has had discussions with iQuitine’s management in connection with the LOI. However, the parties have not entered into the Definitive Agreement. The Company cannot make any assurances that the Definitive Agreement will be prepared, nor whether the Share Exchange will be completed. Any target business, including iQuitine, that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of December 31, 2014, the Company had assets equal to $2,392 comprised exclusively of cash.  This compares with assets of $1,520, comprised exclusively of cash, as of March 31, 2014.  The Company’s current liabilities as of December 31, 2014 totaled $89,304, comprised of accounts payable, accrued expenses and amounts due to related parties.  This compares to the Company’s total current liabilities of $57,800, comprised of accounts payable, accrued expenses and amounts due to related parties, as of March 31, 2014. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013
Net Cash Used in Operating Activities	$(25,778)	$(49,467)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	$26,650	$47,464
Net Increase (Decrease) in Cash and Cash Equivalents	$872	$(2,003)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2012 (Inception), through December 31, 2014.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended December 31, 2014, the Company had a net loss of $9,360 and $30,632, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

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

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 29, 2012.

*3.2	By-laws.

10.1	Letter of Intent by and between the Company and iQuitine Limited, dated July 17, 2014.

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 8, 2013, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fern Holdings Corp.

Dated: February 17, 2015	By:	/s/ Samir N. Masri
Samir N. Masri
President, Chief Financial Officer,
Secretary and Director
Principal Executive Officer
Principal Financial Officer

