Form 10-K
period 2015-03-31
Fern Holdings Corp.
filed 2015-07-14
CIK 1567517

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of September 30, 2014, there were no non-affiliate holders of common stock of the Company.

As of July 14, 2015, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the sole officer and director of the Company.  As of this date the Company has not entered into any definitive agreement with any party regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in that it may seek a business combination target located in any industry or location. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities and is employed on a full-time basis by certain unaffiliated companies. Our sole officer and director will be dividing his time amongst these entities and anticipates that he will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officer and director of the Company and believes that it will be able to devote the time required to consummate a business combination transaction as necessary.

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

Item 1A. Risk Factors.

As a “smaller reporting company,” the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company,” the Company is not required to provide this information.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

As a “smaller reporting company,” the Company is not required to provide this information.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had $3,041 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of March 31, 2015, the Company had assets equal to $3,041 comprised exclusively of cash, as compared to $1,520 as of March 31, 2014. As of March 31, 2015, the Company had total current liabilities equal to $99,630, comprised of a loan payable, a note payable, and accounts payable and accrued expenses, as compared to $57,800, comprised of a loan payable, a note payable, and accounts payable and accrued expenses. The increase in total current liabilities is primarily attributable to additional borrowings from the note payable. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing:

	Year Ended March 31, 2015	Year Ended March 31, 2014
Net Cash (Used in) Operating Activities	$(25,782)	$(57,446)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$27,303	$54,914
Net Increase in Cash and Cash Equivalents	$1,521	$(2,532)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2012 (Inception) to March 31, 2015.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the year ended March 31, 2015, the Company had a net loss of $40,309, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports.

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

Contractual Obligations

As a “smaller reporting company,” the Company is not required to provide this information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

FERN HOLDINGS CORP.

INDEX TO FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of March 31, 2015 and 2014	F-3

Statements of Operations for the years ended March 31, 2015 and 2014	F-4

Statements of Changes in Stockholder’s Deficiency for the years ended March 31, 2015 and March 31, 2014	F-5

Statements of Cash Flows for the years ended March 31, 2015 and 2014	F-6

Notes to Financial Statements	F-7 – F-11

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Fern Holdings Corp.

New York, NY

We have audited the accompanying balance sheets of Fern Holdings Corp. (the “Company”) as of March 31, 2015 and 2014 and the related statements of operations, changes in stockholder’s deficiency, and cash flows for each of the years in the two-year period ended March 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fern Holdings Corp. as of March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital and has incurred net losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP
New York, New York

July 14, 2015

F-2

FERN HOLDINGS CORP.

BALANCE SHEETS

	March 31, 2015	March 31, 2014

ASSETS

CURRENT ASSETS:
Cash	$3,041	$1,520

Total Current Assets	3,041	1,520

TOTAL ASSETS	$3,041	$1,520

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,413	$2,886
Loan payable - related party	3,400	3,400
Note payable - related party	78,817	51,514

Total Current Liabilities	99,630	57,800

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	9,500	9,500
Accumulated deficit	(106,589)	(66,280)
Total Stockholder's Deficiency	(96,589)	(56,280)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$3,041	$1,520

See accompanying notes to the financial statements.

F-3

FERN HOLDINGS CORP.

STATEMENTS OF OPERATIONS

	For The Year Ended	For The Year Ended
	March 31,	March 31,
	2015	2014

REVENUES	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	36,384	32,687

(LOSS) BEFORE OTHER EXPENSES	(36,384)	(32,687)

OTHER EXPENSE:
INTEREST EXPENSE	3,925	1,475

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(40,309)	(34,162)

BENEFIT FROM INCOME TAXES	-	-

NET (LOSS)	$(40,309)	$(34,162)

BASIC AND DILUTED LOSS PER SHARE	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,000,000	5,000,000

See accompanying notes to the financial statements.

F-4

FERN HOLDINGS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIENCY

FOR THE YEARS ENDED MARCH 31, 2015 AND MARCH 31, 2014

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance at April 1, 2013	-	$-	5,000,000	$500	$9,500	$(32,118)	$(22,118)

Net (loss)	-	-	-	-	-	(34,162)	(34,162)

Balance at March 31, 2014	-	-	5,000,000	500	9,500	(66,280)	(56,280)

Net (loss)	-	-	-	-	-	(40,309)	(40,309)

Balance at March 31, 2015	-	$-	5,000,000	$500	$9,500	$(106,589)	$(96,589)

See accompanying notes to the financial statements.

F-5

FERN HOLDINGS CORP.

STATEMENTS OF CASH FLOWS

	For The Year Ended	For The Year Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS)	$(40,309)	$(34,162)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Increase (decrease) in accounts payable and accrued expenses	14,527	(23,284)

NET CASH USED IN OPERATING ACTIVITIES	(25,782)	(57,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loan payable - related party	-	3,400
Increase in note payable - related party	27,303	51,514

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,303	54,914

NET INCREASE (DECREASE) IN CASH	1,521	(2,532)

CASH, BEGINNING OF PERIOD	1,520	4,052

CASH, END OF PERIOD	$3,041	$1,520

See accompanying notes to the financial statements.

F-6

FERN HOLDINGS CORP.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

F-7

fern HOLDINGS CORP.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2015, the Company has no accrued interest or penalties related to uncertain tax positions.

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

F-8

fern HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 -	Summary of Significant Accounting Policies (cont’d.)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10 to eliminate certain financial reporting requirements. In accordance with that pronouncement we have elected to adopt the elimination of certain financial reporting requirements including the presentation of inception-to-date information in the statements of operations, cash flows, and changes in stockholder's deficiency and labeling the financial statements as those of a development stage entity.

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

The Company has incurred losses from inception of approximately $107,000 and has negative working capital of approximately $97,000 at March 31, 2015, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, and receive loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -	Income Taxes

As of March 31, 2015, the Company has net operating loss carryforwards of approximately $107,000 to reduce future federal and state taxable income through 2035.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

F-9

fern HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 4 -	Income Taxes (cont’d.)

The benefit from income taxes consists of the following:

	For The Year Ended March 31, 2015	For The Year Ended March 31, 2014
Current Expense:
Federal and State	$-	$-
Deferred tax benefit:
Federal and State	14,000	12,000
Valuation allowance	(14,000)	(12,000)
Total	$-	$-

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Year Ended March 31, 2015	For The Year Ended March 31, 2014
Statutory federal income tax rate	(34)%	(34)%
Valuation allowance	34%	34%
Effective income tax rate	0%	0%

Note 5 -	Common Stock

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

F-10

fern HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 -	Related Party Transactions

The Company utilizes the office space and equipment of its management at no cost.

During the year ended March 31, 2014, professional fees of $3,400 were paid on behalf of the Company by Sunrise Financial Group Inc. (“SFG”). The President of SFG has control of NLBDIT 2010 Services, LLC, the Company’s sole shareholder. As of March 31, 2015, the outstanding balance of $3,400 is reported as loan payable - related party. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

On October 15, 2012, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the President of SFG. The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. At March 31, 2015, the outstanding balance of $78,817 is reported as note payable - related party. At March 31, 2015, and 2014, $5,400 and $1,475, respectively, of accrued interest related to this loan is reported as accounts payable and accrued expenses. Subsequent to March 31, 2015, the Company borrowed an additional $12,000.

During each of the years ended March 31, 2015 and 2014, the Company incurred costs of $10,000, for accounting services provided by an entity owned by the President of the Company.

Note 8 -	Letter of Intent

On July 18, 2014, the Company entered into a binding letter of intent, dated July 17, 2014 (the “LOI”), with iQuitine Limited, a company organized in the United Kingdom (“iQuitine”), pursuant to which the Company agreed, subject to the terms of a definitive agreement (the “Definitive Agreement”) to be negotiated between the parties, to acquire no less than 100% of the issued and outstanding equity interests of iQuitine, in exchange for approximately 4,250,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) of the Company issuable to the equity holders of iQuitine (the “Share Exchange”). In addition, subject to the terms and conditions of the Definitive Agreement, the existing sole shareholder of the Company agreed to cancel an aggregate of 4,250,000 shares of Common Stock, as an inducement for iQuitine to consummate the transactions contemplated by the LOI. The Definitive Agreement shall be subject to the approval and consent of holders of no less than 100% of the issued and outstanding equity interests of iQuitine. As of July 14, 2015, the Share Exchange has not occurred.

F-11

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

As of March 31, 2015, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2015.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2015, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Corporate Governance.

(a)        Identification of Directors and Executive Officers.

The following table sets forth certain information regarding the Company’s sole director and executive officer:

Name	Age	Position

Samir N. Masri	70	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2015 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

The following table sets forth the cash and other compensation paid by the Company to its officers and directors for the years ended March 31, 2014 and 2015.

Name and Position	Year	Salary	Bonus	Stock Awards	Option Awards	All other Compensation	Total
Samir N. Masri (1) Chief Executive Officer, President, Chief Financial Officer, Secretary and Director	2015 2014	None None	None None	None None	None None	None None	None None

(1)	Samir N. Masri was appointed to serve as Chief Executive Officer, Chief Financial Officer, President, Secretary and a director of the Company on October 15, 2012.

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

On October 15, 2012, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the President of SFG. The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. At March 31, 2015, the outstanding balance of $78,817 is reported as note payable - related party. At March 31, 2015, and 2014, $5,400 and $1,475, respectively, of accrued interest related to this loan is reported as accounts payable and accrued expenses. Subsequent to March 31, 2015, the Company borrowed an additional $12,000.

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

During the year ended March 31, 2015 and 2014, professional fees of were paid on behalf of the Company by Sunrise Financial Group Inc. (“SFG”). The President of SFG has control of NLBDIT 2010 Services, LLC. As of March 31, 2015, the outstanding balance of $3,400 is reported as loan payable - related party. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

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

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co. LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $12,000  and $10,000 for the fiscal years ended March 31, 2015 and March 31, 2014, respectively.

Audit-Related Fees

There were no fees billed by Raich Ende Malter & Co. LLP for assurance and related services that are reasonably related to the performance of the audits or reviews of the Company’s financial statements for the fiscal years ended March 31, 2015 and March 31, 2014.

Tax Fees

There were no fees billed by Raich Ende Malter & Co. LLP for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2015 and March 31, 2014.

All Other Fees

There were no fees billed by Raich Ende Malter & Co. LLP for other products and services for the fiscal years ended March 31, 2015 and March 31, 2014.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Certificate of Incorporation(1)

3.2	By-laws(1)

4.1	Promissory Note issued by the Company to NLBDIT 2010 Enterprises LLC, dated October 15, 2012(2)

10.1	Common Stock Purchase Agreement by and between the Company and NLBDIT 2010 Services, LLC, dated October 15, 2012(2)

10.2	Letter of Intent by and between the Company and iQuitine Limited, dated July 17, 2014(4)

14.1	Code of Ethics(3)

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2015

31.2	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

(1)	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on February 8, 2013, and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company's amended registration statement on Form 10/A, as filed with the SEC on March 22, 2013, and incorporated herein by this reference.

(3)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 2013, as filed with the SEC on July 16, 2013, and incorporated herein by this reference.

(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2014, as filed with the SEC on February 17, 2015 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FERN HOLDINGS CORP.

Dated: July 14, 2015	By:	/s/ Samir N. Masri
Samir N. Masri
President, Secretary and Director Principal Executive Officer Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Samir N. Masri	Chief Executive Officer, Chief Financial Officer,	July 14, 2015
Samir N. Masri	President, Secretary and Director
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Certificate of Incorporation(1)

3.2	By-laws(1)

4.1	Promissory Note issued by the Company to NLBDIT 2010 Enterprises LLC, dated October 15, 2012(2)

10.1	Common Stock Purchase Agreement by and between the Company and NLBDIT 2010 Services, LLC, dated October 15, 2012(2)

10.2	Letter of Intent by and between the Company and iQuitine Limited, dated July 17, 2014(4)

14.1	Code of Ethics(3)

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2015

31.2	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

(1)	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on February 8, 2013, and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company's amended registration statement on Form 10/A, as filed with the SEC on March 22, 2013, and incorporated herein by this reference.

(3)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 2013, as filed with the SEC on July 16, 2013, and incorporated herein by this reference.

(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2014, as filed with the SEC on February 17, 2015 and incorporated herein by this reference.

