Form 10-Q
period 2015-06-30
Fern Holdings Corp.
filed 2015-08-14
CIK 1567517

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 14, 2015.

FERN HOLDINGS CORP.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

FERN HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	(unaudited)
	June 30, 2015	March 31, 2015

ASSETS

CURRENT ASSETS:
Cash	$3,238	$3,041

Total Current Assets	3,238	3,041

TOTAL ASSETS	$3,238	$3,041

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,742	$17,413
Loan payable - related party	3,400	3,400
Note payable - related party	90,817	78,817

Total Current Liabilities	110,959	99,630

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	9,500	9,500
Accumulated deficit	(117,721)	(106,589)

Total Stockholder's Deficiency	(107,721)	(96,589)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$3,238	$3,041

See accompany notes to the condensed financial statements.

FERN HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For The Three Months Ended	For The Three Months Ended
	June 30, 2015	June 30, 2014

REVENUES	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	9,951	10,676

(LOSS) BEFORE INTEREST AND BENEFIT FROM INCOME TAXES	(9,951)	(10,676)

INTEREST EXPENSE	1,181	752

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(11,132)	(11,428)

BENEFIT FROM INCOME TAXES	—	—

NET (LOSS)	$(11,132)	$(11,428)

BASIC AND DILUTED LOSS PER SHARE	—	—

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,000,000	5,000,000

See accompany notes to the condensed financial statements.

FERN HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Three Months Ended	For The Three Months Ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)	$(11,132)	$(11,428)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Increase (decrease) in accounts payable and accrued expenses	(671)	4,402

NET CASH USED IN OPERATING ACTIVITIES	(11,803)	(7,026)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in note payable - related party	12,000	7,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,000	7,000

NET INCREASE (DECREASE) IN CASH	197	(26)

CASH, BEGINNING OF PERIOD	3,041	1,520

CASH, END OF PERIOD	$3,238	$1,494

See accompany notes to the condensed financial statements.

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

Note 2 -  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying condensed financial statements and the information included under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K as of March 31, 2015. Interim results are not necessarily indicative of the results for a full year.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash Equivalents

The Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. There are no cash equivalents at the condensed balance sheet dates.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position upon an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of June 30, 2015, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The Company has incurred losses from inception of approximately $118,000, and has negative working capital of approximately $108,000 at June 30, 2015, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, and receive loans from related parties. The accompanying condensed financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -  Income Taxes

As of June 30, 2015, the Company has net operating loss carryforwards of approximately $118,000 to reduce future federal and state taxable income through 2035.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

FERN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 -  Income Taxes (cont.)

The benefit from income taxes consists of the following:

	For The	For The
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Current Expense:
Federal and State	$—	$—
Deferred tax benefit:
Federal and State	4,000	4,000
Valuation allowance	(4,000)	(4,000)
Total	$—	$—

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The	For The
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Statutory federal income tax rate	(34)%	(34)%
Valuation allowance	34%	34%
Effective income tax rate	0%	0%

Note 5 -  Common Stock

The Company is authorized to issue one hundred million (100,000,000) shares of $.0001 par value common stock, of which five million (5,000,000) shares have been issued.

Note 6 -  Preferred Stock

The Company is authorized to issue ten million (10,000,000) shares of $.0001 par value preferred stock, of which none have been issued, with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.

FERN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 7 - Related Party Transactions

The Company utilizes the office space and equipment of its management at no cost.

NLBDIT 2010 Services, LLC, a company controlled by the former President, is the Company’s sole shareholder.

Loan payable – related party consists of amounts advanced to the Company by Sunrise Financial Group Inc. (“SFG”). The President of SFG was the Company’s former President. As of June 30, 2015, the balance of $3,400 is reported as loan payable - related party. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

On October 15, 2012, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the former President of the Company. The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. At June 30, 2015, the outstanding balance of $90,817 is reported as note payable - related party. At June 30, 2015, and 2014, $6,581 and $2,227, respectively, of accrued interest related to this loan is reported as accounts payable and accrued expenses. For the three months ended June 30, 2015 and 2014, the Company recognized interest expense related to the note of $1,181 and $752, respectively. Subsequent to June 30, 2015, the Company borrowed an additional $5,000.

For the three months ended June 30, 2015 and 2014, the Company incurred costs of $2,500, for the periods then ended, for accounting services provided by an entity owned by the President of the Company.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholder, management or other investors. As of the date of the period covered by this report, the Company had $3,238 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of June 30, 2015, the Company had assets equal to $3,238, comprised exclusively of cash.  This compares with assets of $3,041, comprised exclusively of cash, as of March 31, 2015.  The Company’s current liabilities as of June 30, 2015 totaled $110,959, comprised of accounts payable, accrued expenses and amounts due to related parties.  This compares to the Company’s total current liabilities of $99,630, comprised of accounts payable and accrued expenses, as of March 31, 2015. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net Cash Used in Operating Activities	$(11,803)	$(7,026)
Net Cash (Used in) Investing Activities	—	—
Net Cash Provided by Financing Activities	$12,000	$7,000
Net Increase (Decrease) in Cash and Cash Equivalents	$197	$(26)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2012 (Inception) through June 30, 2015.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2015, the Company had a net loss of $11,132, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses and interest.

For the three months ended June 30, 2014, the Company had a net loss of $11,428, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses and interest.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 29, 2012.

*3.2	By-laws.

**10.1	Letter of Intent by and between the Company and iQuitine Limited, dated July 17, 2014.

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 8, 2013, and incorporated herein by this reference.
**	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2014, as filed with the SEC on February 17, 2015 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fern Holdings Corp.

Dated: August 14, 2015	By:	/s/ Samir N. Masri
Samir N. Masri
President, Chief Financial Officer,
Secretary and Director
Principal Executive Officer
Principal Financial Officer

